Form 10-K
period 2024-12-31
BMO 2023-5C2 Mortgage Trust
filed 2025-03-31
CIK 1994754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Short Pump Town Center mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 11 West 42nd Street mortgage loan, the Short Pump Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below)

2.  The Harborside 2-3 mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harborside 2-3 PSA mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below)

3.  The Scottsdale Gilbert Retail Portfolio mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Merit Hill Self Storage mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Overlook at

Ballantyne mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V4 PSA (as defined in Item 15 below).

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

6.  This report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as master servicer under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced, (ii) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (iv) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced on and after November 21, 2023, (v) K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA and (vi) 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA, because each of Wells Fargo Bank, National Association, Midland Loan Services, a Division of PNC Bank, National Association, 3650 REIT Loan Servicing LLC and K-Star Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2023-V4 PSA and the BMO 2023-5C1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

33.15 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.16 Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 33.12)

33.18 K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

33.19 Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

33.20 Computershare Trust Company, National Association, as custodian for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA. (see Exhibit 33.5)

33.21 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V4 PSA, pursuant to which for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 33.4)

33.22 KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 33.1)

33.23 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.13) (omitted; see Explanatory Note 5)

33.24 Pentalpha Surveillance LLC, as operating advisor for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.9)

33.25 Computershare Trust Company, National Association, as custodian for the California High Tech Logistics mortgage under the BMO 2023-5C1 PSA. (see Exhibit 33.5)

33.26 Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 5)

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

34.15 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.16 Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 34.12)

34.18 K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

34.19 Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

34.20 Computershare Trust Company, National Association, as custodian for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA. (see Exhibit 34.5)

34.21 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V4 PSA, pursuant to which for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 34.4)

34.22 KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 34.1)

34.23 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.13) (omitted; see Explanatory Note 5)

34.24 Pentalpha Surveillance LLC, as operating advisor for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.9)

34.25 Computershare Trust Company, National Association, as custodian for the California High Tech Logistics mortgage under the BMO 2023-5C1 PSA. (see Exhibit 34.5)

34.26 Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 6)

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

Date: March 31, 2025