Form 10-K
period 2025-12-31
BMO 2023-5C2 Mortgage Trust
filed 2026-03-31
CIK 1994754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The 11 West 42nd Street mortgage loan, which represented approximately 2.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Short Pump Town Center mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 11 West 42nd Street mortgage loan, the Short Pump Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK5 2023-5YR3 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK5 2023-5YR3 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-08

2.  The Harborside 2-3 mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Harborside 2-3 PSA mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V2 PSA (as defined in Item 15 below)

3.  The Scottsdale Gilbert Retail Portfolio mortgage loan, which represented approximately 3.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Merit Hill Self Storage mortgage loan, which represented approximately 2.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Overlook at

Ballantyne mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2023-V4 PSA (as defined in Item 15 below).

4.  The California High Tech Logistics mortgage loan, which represented approximately 2.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The California High Tech Logistics mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-5C1 PSA (as defined in Item 15 below)

5.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced, (iii) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA and (iv) 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA, are not included in this report on Form 10-K because each of Wells Fargo Bank, National Association, Trimont LLC and 3650 REIT Loan Servicing LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2023-V4 PSA and the BMO 2023-5C1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

6.  This report on Form 10-K does not include the servicer compliance statements of (i) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced, (ii) Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced, (iii) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced, (iv) 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA, (v) Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced, (vi) K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA and (vii) 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA, because each of Wells Fargo Bank, National Association, Trimont LLC, Midland Loan Services, a Division of PNC Bank, National Association, 3650 REIT Loan Servicing LLC and K-Star Asset Management LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the BANK5 2023-5YR3 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2023-V4 PSA and the BMO 2023-5C1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

Item 1117 of Regulation AB, Legal Proceedings.

Disclosure from Wilmington Trust, National Association (“WTNA”) as trustee:

On February 3, 2026, certain investors served WTNA with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions.  The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables.  WTNA intends to vigorously defend itself against this legal action.

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

(4.2) Pooling and Servicing Agreement, dated as of September 1, 2023 (the “BANK5 2023-5YR3 PSA”), among Banc of America Merrill Lynch Commercial Mortgage Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Greystone Servicing Company LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated October 20, 2023, and on October 24, 2023 under Commission File No. 333-255934-08, and is incorporated by reference herein). (See Explanatory Note 1)

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

33.3 BellOak, LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator

33.5 Computershare Trust Company, National Association, as custodian

33.6 Wilmington Trust, National Association, as trustee

33.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (omitted; see Explanatory Note 5)

33.8 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (omitted; see Explanatory Note 5)

33.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.2)

33.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA.

33.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 33.5)

33.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (see Exhibit 33.4)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced.

33.14 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 5)

33.15 BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.3)

33.16 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 33.5)

33.17 Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 33.4)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 33.13)

33.19 K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

33.20 Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

33.21 Computershare Trust Company, National Association, as custodian for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA. (see Exhibit 33.5)

33.22 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V4 PSA, pursuant to which for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 33.4)

33.23 KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 33.1)

33.24 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 5)

33.25 Pentalpha Surveillance LLC, as operating advisor for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 33.10)

33.26 Computershare Trust Company, National Association, as custodian for the California High Tech Logistics mortgage under the BMO 2023-5C1 PSA. (see Exhibit 33.5)

33.27 Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 5)

34.1 KeyBank National Association, as master servicer

34.2 Greystone Servicing Company LLC, as special servicer

34.3 BellOak, LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator

34.5 Computershare Trust Company, National Association, as custodian

34.6 Wilmington Trust, National Association, as trustee

34.7 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (omitted; see Explanatory Note 5)

34.8 Trimont LLC, as master servicer on and after March 1, 2025 under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (omitted; see Explanatory Note 5)

34.9 Greystone Servicing Company LLC, as special servicer for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.2)

34.10 Pentalpha Surveillance LLC, as operating advisor for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA.

34.11 Computershare Trust Company, National Association, as custodian for the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan under the BANK5 2023-5YR3 PSA. (see Exhibit 34.5)

34.12 Computershare Trust Company, National Association, as trustee under the BANK5 2023-5YR3 PSA, pursuant to which the 11 West 42nd Street mortgage loan and the Short Pump Town Center mortgage loan are serviced. (see Exhibit 34.4)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced.

34.14 3650 REIT Loan Servicing LLC, as special servicer for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (omitted; see Explanatory Note 5)

34.15 BellOak, LLC, as operating advisor for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.3)

34.16 Computershare Trust Company, National Association, as custodian for the Harborside 2-3 mortgage loan under the BMARK 2023-V2 PSA. (see Exhibit 34.5)

34.17 Computershare Trust Company, National Association, as trustee under the BMARK 2023-V2 PSA, pursuant to which the Harborside 2-3 mortgage loan is serviced. (see Exhibit 34.4)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V4 PSA, pursuant to which the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 34.13)

34.19 K-Star Asset Management LLC, as special servicer for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

34.20 Park Bridge Lender Services LLC, as operating advisor for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA.

34.21 Computershare Trust Company, National Association, as custodian for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan under the Benchmark 2023-V4 PSA. (see Exhibit 34.5)

34.22 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V4 PSA, pursuant to which for the Scottsdale Gilbert Retail Portfolio mortgage loan, the Merit Hill Self Storage mortgage loan and the Overlook at Ballantyne mortgage loan are serviced. (see Exhibit 34.4)

34.23 KeyBank National Association, as master servicer under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 34.1)

34.24 3650 REIT Loan Servicing LLC, as special servicer for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (omitted; see Explanatory Note 5)

34.25 Pentalpha Surveillance LLC, as operating advisor for the California High Tech Logistics mortgage loan under the BMO 2023-5C1 PSA. (see Exhibit 34.10)

34.26 Computershare Trust Company, National Association, as custodian for the California High Tech Logistics mortgage under the BMO 2023-5C1 PSA. (see Exhibit 34.5)

34.27 Computershare Trust Company, National Association, as trustee under the BMO 2023-5C1 PSA, pursuant to which the California High Tech Logistics mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 6)

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

Date: March 30, 2026